Form 10-K
period 2003-12-31
WELLS FARGO MORTGAGE BACK SECURITIES 2003-4 TRUST
filed 2004-03-31
CIK 1236509

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-98129-19


        Wells Fargo Asset Securities Corporation
        Mortgage Pass-Through Certificates
        Series 2003-4

     (Exact name of registrant as specified in its charter)


   New York                                         54-2120406
                                                    54-2120407
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.







  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            5
             Class A-10                           3
             Class A-11                           3
             Class A-12                           3
             Class A-13                           3
             Class A-14                           3
             Class A-15                           6
             Class A-16                           3
             Class A-17                           9
             Class A-18                           7
             Class A-2                            3
             Class A-3                            3
             Class A-4                            4
             Class A-5                            3
             Class A-6                            3
             Class A-7                            3
             Class A-8                            3
             Class A-9                            3
             Class A-LR                           1
             Class A-PO                           3
             Class A-R                            1
             Class B-1                            6
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1

             Total:                              90


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) CitiMortgage Inc. (MO), as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F1>
       d) CUNA, as Servicer <F1>
       e) Hibernia National Bank, as Servicer <F1>
       f) RBMG, Inc, as Servicer <F1>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) CitiMortgage Inc. (MO), as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F1>
       d) CUNA, as Servicer <F1>
       e) Hibernia National Bank, as Servicer <F1>
       f) RBMG, Inc, as Servicer <F1>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) CitiMortgage Inc. (MO), as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F1>
       d) CUNA, as Servicer <F1>
       e) Hibernia National Bank, as Servicer <F1>
       f) RBMG, Inc, as Servicer <F1>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 04, 2003, December 05, 2003, and January 07, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.



   (c) Not applicable.


   (d) Omitted.


    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F2>
       b) CitiMortgage Inc. (MO), as Servicer <F2>
       c) Colonial Savings, F.A., as Servicer <F2>
       d) CUNA, as Servicer <F2>
       e) Hibernia National Bank, as Servicer <F2>
       f) RBMG, Inc, as Servicer <F2>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F2>



  <F1> Filed herewith.

  <F2> Certification has been received.



                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Wells Fargo Asset Securities Corporation
     Mortgage Pass-Through Certificates
     Series 2003-4
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Master Servicer


  By:     Christine Tincher, Vice President

  By: /s/ Christine Tincher, Vice President

  Dated: March 30, 2004

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


Exhibit Index

Exhibit No.

Ex- 31.1 Rule 13a-14(a)/15d-14(a) Certification


  I, Christine Tincher, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Wells Fargo Asset Securities Corporation Mortgage Pass-Through Certificates, Series 2003-4 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ABN Amro Mortgage Group as Servicer, CitiMortgage Inc. (MO) as Servicer, Colonial Savings, F.A. as Servicer, CUNA as Servicer, Hibernia National Bank as Servicer, RBMG, Inc as Servicer.

     Date: March 30, 2004

     /s/ Christine Tincher
     Signature

     Vice President
     Title



Ex-99.1 (a)
ERNST & YOUNG (Logo)

Ernst & Young LLP
Scars Tower
233 South Wacker Drive
Chicago, Illinois 60606-6301

Phone: (312) 879-2000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
LaSalle Bank Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2003, Management is responsible for AAMG's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the AAMG's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the AAMG's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the AAMG complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

January 30, 2004

A Member Practice of Ernst & Young Global


Ex-99.1 (b)
(logo) KPMG

KPMG LLP
Suite 900
10 South Broadway
St. Louis, MO 63102-1761

Independent Accountants' Report

The Board of Directors
CitiMortgage, Inc.:

We have examined management's assertion, included in the accompanying management assertion, that CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

St. Louis, Missouri
March 5, 2004

KPMG LLP, a U.S limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.



Ex-99.1 (c)
(LOGO) Price Waterhouse Coopers




Report of Independent Auditors

To the Board of Directors and Stockholder of Colonial Savings, F.A.

We have examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2003, included in the accompanying management assertion (Exhibit I). Management is responsible for Colonial's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standard and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In our opinion, management's assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2003, is fairly stated, in all material respects.

/s/ Pricewaterhouse Coopers, LLP
December 5, 2003

Ex-99.1 (d)

PricewaterhouseCoopers LLP
Suite1300!
650 Third Avenue South
Minneapolis MN .55402
Telephone (612) 596 &000
Facsimile (612) 373 7160

Report of Independent Auditors

To the Board of Directors and Stockholder of CUNA Mutual Mortgage Corporation

We have examined management's assertion about CUNA Mutual Mortgage corparation (the "Company") compliance with the minimum servicing standards identified in the Mortgage. Banker Association of America's Uniform Single Attestation Program for Mortgage Banker ("USAP")as of and for the year ended December 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Companies compliance with the minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for; our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ PriceWaterhouseCooper
March 15,2004



Ex-99.1 (e)
(Logo) Ernst & Young

Ernst & Young LLP
3900 One Shell Square
701 Poydras Street
New Orleans, Louisiana 70139-9869

Phone: (504) 581-4200
www.ey.com


Report of Independent Accountants on Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

The Directors' Audit Committee Hibernia Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements. In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31,2003 is fairly stated, in all material respects.

This report is intended solely for the information and use of the Directors' Audit Committee, management, Wells Fargo Bank, and the U.S. Department of Housing and Urban Development, and is not intended to be and should not be used by anyone other than these specified parties.


/s/ Ernst & young
March 4, 2004
A Member Practice of Ernst & Young Global


Ex-99.1 (f)
(logo) ERNST&YOUNG

Ernst & Young LLP       Phone:(404) 874-8300
Suite 2800              www.ey.com
600 Peachtree Street
Atlanta, GA  30300-2215


Report on Management's Assertion on
Compliance with Minimum Servicing Standards
Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

RBMG, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that RBMG, Inc. and subsidiary (RBMG) complied with the servicing standards identfied in Exhibit A to the Report of Management (thc specific minimum servicing standards) as set forth in the Mortgage BankerS Association of Amcrica's Uniform Single Attestation Program for Mortgage Bankers
(USAP) for the year ended December 31, 2003. Management is responsible for RBMG's compliance with the specified minimum servicing standards. Our responsibi1ity is to express an opinion on management's assertions about RBMG's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about RBMG's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on RBMG's compliance with specificd minimum servicing standards.

In our opinion, management's assertion that, except for noncompliance with custodial bank and related clearing account reconciliations where certain reconciling items were not resolved within 90 calendar days of their original identification, RBMG complied, in all material respects, with the aforementioned specified minimum servicing standards for the year ended December 31, 2003, is fairly stated.

/s/Ernst & Young LLP


January 30, 2004



Ex-99.1 (g)
(Logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, Inc.:

We have examined management's assertion dated February 25, 2004 that Wells Fargo Home Mortgage, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ KPMG LLP

February 25, 2004

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.


Ex-99.2 (a)
ABN AMRO Mortgage (Logo)

loan Administration

4242 Norm Harlem Avenue
Norridge, Illinois 60706

Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the AAMG's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Bank complied, in all material respects, with the specified minimum servicing standards.

As of and for this same period, LaSalle Bank Corporation had in effect a fidelity bond in the amount of $500,OOO,00O and an error and omissions policy in the amount $25,000,000.

/s/ Stanley Rhodes
Stanley Rhodes
President

/s/ Richard Geary
Richard Geary
Group Senior Vice President

January 30, 2004

A Division of ABN AMRO Mortgage Group, Inc.

Affiliate Banks: LaSalle Bank N.A. Standard Federal Bank N.A.




Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Ex-99.2 (b)
(logo) citimortgage

CitiMortgage, Inc.
1000 Technology Drive
Mail Station 822
0' Fallon, Missouri 63304

MANAGEMENT ASSERTION

As of and for the year ended December 31, 2003, CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company) has complied, in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy of $200 million and errors and omissions policy in the amount of $75 million.

Very truly yours,

/s/ By: David Schneider
David Schneider, President & Chief Operating Officer, Citimortgage, Inc.

/s/ By:  Bill Beckmann
Bill Beckmann, President, Citigroup Real Estate Servicing and Technology

/s/ By:  Paul Ince
Paul Ince, Chief Financial Officer, CitiMortgage, Inc.

March 5, 2004

A member of citigroup  (logo)





Ex-99.2 (c)
COLONIAL
SAVINGS      (logo)

Management's Assertation Concerning Compliance
With USAP Minimum Servicing Standards

December 12, 2003

As of and for the year ended September 30, 2003, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $8,500,000.

/s/ Jim E. Dubose
Jim E. DuBose
President, Chief Executive Officer


/s/ Donna Dempsey
Donna Dempsey
Executive Vice President, Chief Financial Officer

Ex-99.2 (d)
[logo Cuna Mutual group
CUNA Mutual Mortgage Corporation]

Managment's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

March 15, 2004

As of and for teh year ended December 31, 2003, CUNA Mutual Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Banker association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP")

As of and for this same period, the Company had in effect a fidelity bond and erros and omissions policy in the amounts of $25,000,000 and $12,000,000 respectivly

/s/James R. McCourt
James R. McCourt
Senior Vice President

/s/ Peter T. Sorce
Vice President, Servicing
Peter T. Sorce

/s/ Linzy S. Banks
Linzy S. Banks
Cheif Financail officer


Mailing Adress: P.O. Box 1332 Madison, WI s3701-1332
Street Adress: 2908 Marketplace dr. Suite 100 Madison, WI 53719-5316
Business: 877/286 Fax: 608/232-6389 www.cmmort.com

Ex-99.2 (e)

(Logo) Ernst & Young

Ernst & Young LLP
3900 One Shell Square
701 Poydras Street
New Orleans, Louisiana 70139-9869

Phone: (504) 581-4200
www.ey.com


Report of Independent Accountants on Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

The Directors' Audit Committee Hibernia Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements. In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31,2003 is fairly stated, in all material respects.

This report is intended solely for the information and use of the Directors' Audit Committee, management, Wells Fargo Bank, and the U.S. Department of Housing and Urban Development, and is not intended to be and should not be used by anyone other than these specified parties.


/s/ Ernst & young
March 4, 2004
A Member Practice of Ernst & Young Global






Ex-99.2 (f)
(logo) RBMG INC

Your Partner For Success

Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of RBMG, Inc. and subsidiary (RBMG), are responsible for complying with the requirements of the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of RBMG's compliance with the requirements of the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we, assert that for the year ended December 31, 2003, RBMG complied with the requirments of the minimum servicing standards set forth in the USAP except as described below.

Certain custodial bank and related clearing account reconciliations contained items which were not resolved within 90 calendar days or their identification. Management was in the process of correcting the noted deficiency as of the date of this report.

As of and for this same period, RBMG had in effect a fidelity bond in the amount of $40,000,000 and errors and omissions policy in the amount of $20,000,000

/s/Steven F. Herbert
Steven F. Herbert
Chief Financial Officer

/s/Kevin Kirkey
Kevin Kirkey
Senior Vice President Loan Administration

January 30, 2004


9710 Two Notch Road Columbia, South Carolina 29223 (800) 933-2890 (803) 462.8OOO


Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.




1
















Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.




2















Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




























3





Ex-99.2 (g)
(Logo) WELLS FARGO HOME MORTGAGE

Management Assertion

As of and for the year ended December 31, 2003, Wells Fargo Home Mortgage, Inc, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wel1s Fargo Home Mortgage, Inc. had in effect a fidelity bond along with an errors and omissions policy in the amounts of $lOO million and $20 million, respectively.

/s/ Pete Wissinger
February 25, 2004
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid
February 25, 2004
Michael J. Heid
Executive Vice President

/s/ Michael Lepore
February 25, 2004
Michael Lepore
Executive Vice President
Loan Servicing

/s/ Robert Caruso
February 25, 2004
Robert Caruso
Executive Vice President
Servicing Operations




Ex-99.3 (a)

(logo)ABNAMRO Mortgage

Loan Administration

4242 N. Harlem Ave.
Norridge, Illinoise 60706

ANNUAL STATEMENT OF COMPLIANCE

The undersigned, an officer of ABN AMRO Mortgage Group, Inc., ("ABN AMRO"), hereby certifies as follows:

1. I have made, or caused to be made under my supervision, review of the activities of ABN AMRO Mortgage Group, Inc, during the preceding calendar year ending December 31,2003, with respect to performance under the Agreement referenced in the attached.


2. To the best of my knowledge, based on such review ABN AMRO has, as of the last day of said preceding calendar year, fulfilled all of its material obligations under said Agreement.

In witness whereof the undersigned has signed this Annual Statement of Compliance on this 1st day of March, 2004.

ABN AMRO Mortgage Group, Inc.

By: /s/ Richard F. Geary
Richard F. Geary
Group Senior Vice President




A Division of ABN AMRD Mortgage Group. Inc. Affiliate Banks: LaSalle Bank, N.A., Standard Federal Bank, N.A.


Wells Fargo Bank Minnesota, National Association

BAF03002 2003-2 INV. 845
BSL03001 2003-1 INV.740
BST01001 2001-1 INV.601
BST01003 2001-3 INV.740
BSTOIO04 2001-4 INV.601
BST03006 2003-6 INV.837
BST03007 2003-7 INV.837
CIT03001 2003-1 INV.724
MAL03009 2003-9 INV. 849
MLM03A04 2003-A4 INV.836
SAMO3CL1 2003-CLI INV. D72
THB02004 2002-4 INV.795
THB03003 2003-3 INV. 795
WFM03003 INV. 724
WFM03004 INV. 724
WFM03005 INV.724
WFM03006 INV.724
WFM03009 INV.724


Ex-99.3 (b)

(Logo) Citi

CitiMortgage, Inc
P.O. BOX 790013
M.S.313
St. Louis, MO 63179-0013
www.citimortgage.com


March 12,2004
Investor # 6121

11000 BROKEN LAND PARKWAY
WELLS FARGO BANK
COLUMBIA MD 21044

OFFICER'S CERTIFICATE

RE: Annual Statement as to Compliance:

Dear Investor:

The activities of CitiMortgage, Inc., performed under the above-captioned agreement during the preceding calendar year, have been conducted under my supervision. Based upon a review of those activities arid to the best of my knowledge, CitiMortgage, Inc. has fulfilled all of its obligations under this agreement.

CitiMortgage, Inc.

By /s/ Patsy M. Barker
Patsy M. Barker, Vice President

By /s/ Timothy Kilgert
Timothy Kilgert, Assistant Vice President

Ex-99.3 (c)
COLONIAL   (logo)
SAVINGS


ANNUAL CERTIFICATE FOR THE
Wells Fargo Bk MN, NA
INVESTOR # 3146, 3164, 3173, 3532, 3337, 3409, 3531, 3743, 3355, 3472, 3532

In accordance with the Sale and Servicing Agreement for the referenced program, I, the undersigned, hereby certify as to each mortgage loan being serviced by the below named institution that as of the preceding anniversary date of the
Agreement:

1 As an "Officer" of the below named institution as such term is defined in the Agreement and being authorized to issue this Annual Certificate.

2. All real estate taxes and special assessments of any nature, relating to the mortgage loans, have been paid as and when due.

3. The insurance policies are fully paid and comply with the Agreement.

4. Analysis has been made to insure sufficient monies are being collected in escrow for the current year.

5. All inspections have been made as required by the Agreement.


It is further certified that,

To the best of my knowledge and upon reasonable investigation, the servicing of the mortgage loans during the year preceding the last Anniversary date of the Agreement has been conducted in compliance with the Agreement except for such exceptions as have been set forth below:

EXCEPTIONS:  (if any)

A review of activities with respect to performance under the Agreement during the year preceding the last anniversary date of the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of the below date in the fulfillment of any obligations under the Agreement other than the events of default, if any, which have been listed below with the nature and status thereof:

EVENTS OF DEFAULT: (if any)

PARTICIPANT: COLONIAL SAVINGS, F.A.
SIGNED /s/ Cary W. Adams
TITLE: Cary W. Adams, Senior Vice President

DATED: December 31, 2003


2626A WEST FREEWAY, FORT WORTH, TEXAS 76102 OFFICE: ###-##-#### www.colonialsavings.com

Ex-99.3 (d)
We1Js Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing:

Officer's certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal Year under the terms of the Servicing agreement, trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout such Year, or if there has been a default or failure of the Servicer to perform any of Such duties, responsibilities or obligations, a description of each default or failure and the nature and Status thereof been reported to Wells Fargo
Bank of Minnesota N.A.;

(B) I have confirmed that the Servicer is Currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and Seller/ Servicer' Guide are in full force and effect;

(D) All premiums for each Hazard insurance Policy, Flood insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that and such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or embrace on any Mortgaged Property, have been paid, or if any such costs or expanses have not been paid with respect to any Mortgaged property)' J the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respective1y, have been prepared and filed.

Certified By
/s/ Daniel p. Rotert
Senior Vice President & CFO
Title
March 29,2004
Date
Ex-99.3 (e)
(Logo) Hibernia

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045

Attention: Master Servicing
RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H; 6050J and 50P of the Internal Revenue Code, respectively, have been prepared and filed.


HIBERNIA NATIONAL BANK. POST OFFICE BOX 481 .BATON ROUGE, LOUISIANA 70821 225-381-2000


Certified by
/s/ Greg J Bell
Officer Greg J Bell
Title Senior Vice President
Date 3/10/03


Ex-99.3 (f)
[logo] RBMG
Inc

Wells Fargo Bank Minnesota, N.A. 9062 Old Annapolis Rd. Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

February 13, 2004

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Paul J. Champagne
Officer
Director of Secondary Marketing
Title
2/13/04
Date



A Resource Bancshares Mortgage Group, Inc. Company

9710 Two Notch Road

Columbia, South Carolina 29223

(800) 933-2890

(803) 462-8000



Ex-99.3 (g)

Wells Fargo Home Mortgage (logo)

One Home Campus
Des Moines, IA 50328-0001
515-213-5469
515-213-7121 Fax


January 30, 2004

Re: 2003 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2003:

1. All real estate taxes, bonds assessments and other lienable items have been paid.

2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.

5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibility or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.



Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,592,891.15          2,486,572.41                 0.00              66,739,427.59
   A-10                             169,420.02                  0.00                 0.00               5,281,000.00
   A-11                             157,774.60                  0.00                 0.00               4,918,000.00
   A-12                             542,779.28                  0.00                 0.00              16,919,000.00
   A-13                           1,000,009.41                  0.00                 0.00                       0.00
   A-14                             793,112.92         10,270,252.41                 0.00              19,729,747.60
   A-15                              66,092.75            855,854.37                 0.00               1,644,145.63
   A-16                             168,874.65                  0.00                 0.00               5,264,000.00
   A-17                           1,812,038.52          2,514,374.21                 0.00              67,485,625.79
   A-18                           2,360,812.37                  0.00                 0.00              73,589,000.00
   A-2                              320,810.50                  0.00                 0.00              10,000,000.00
   A-3                              417,554.54         12,607,534.20                 0.00               2,972,465.79
   A-4                              415,417.51                  0.00                 0.00              12,949,000.00
   A-5                              200,410.51         15,000,400.00                 0.00                       0.00
   A-6                              274,124.37         39,714,400.00                 0.00                       0.00
   A-7                              401,181.96         10,831,200.00                 0.00                       0.00
   A-8                              132,185.48          1,711,708.73                 0.00               3,288,291.27
   A-9                            2,719,230.58         29,653,354.63                 0.00              70,346,645.36
   A-LR                                  14.67                 50.00                 0.00                       0.00
   A-PO                                   0.00             14,693.37                 0.00                 135,177.78
   A-R                                    0.23                 50.00                 0.00                       0.00
   B-1                              200,067.17             44,244.08                 0.00               6,210,755.93
   B-2                               96,051.44             21,241.40                 0.00               2,981,758.60
   B-3                               56,006.01             12,385.52                 0.00               1,738,614.49
   B-4                               32,017.14              7,080.47                 0.00                 993,919.53
   B-5                               24,020.85              5,312.12                 0.00                 745,687.88
   B-6                               24,020.56              5,312.04                 0.00                 745,678.69